Form 10QSB
period 2001-09-30
KAUFMAN & HURTZ INC
filed 2001-11-14
CIK 1140456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
             1934 for the quarterly period ended September 30, 2001

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2001 was 1,000,000.

                              KAUFMAN & HURTZ, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

Part I       Financial Information                                          Page

   Item 1.   Financial Statements:

             Condensed Balance Sheets

             September 30, 2001 and December 31, 2000 (unaudited)..............4

             Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and cummulative from inception on July 16, 1998 through September 30, 2001
             (unaudited).......................................................5

             Statement of Changes in Stockholders' equity for the period from inception on July 16, 1998 to September 30, 2001 (unaudited)......5

             Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000, and cummulative from inception on July 16, 1998 through September 30, 2001(unaudited)............6

             Notes to Financial Statements (unaudited).........................7

   Item 2.   Plan of operation.................................................7


Part II - Other Information

  Item 1. Legal Proceedings                                                    7

  Item 2. Changes in Securities                                                7

  Item 6. Exhibits and Reports on Form 8-K                                     7


                             KAUFMAN & HURTZ, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                      September 30,             DECEMBER 31,
                                                         2001                      2000
                                                    ---------------            ---------------
                                                     (unaudited)
                                    ASSETS
                                 ------------

TOTAL ASSETS                                        $             -             $           -
                                                    ===============             ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Shareholder advances                             $        10,165             $        5,555
                                                    ---------------             --------------
           Total Current Liabilities                         10,165                      5,555
                                                    ---------------             --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000 shares
  authorized, 1,000,000 issued and outstanding                 1,000                     1,000
Paid-in capital                                                1,800                     1,800
(Deficit) accumulated during the development stage           (12,965)                   (8,355)
                                                     ----------------            --------------
        Total Stockholders' Equity (Deficit)                 (10,165)                   (5,555)

                                                    $             -             $           -
                                                     ================            ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                              KAUFMAN & HURTZ, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                            Cumulative
                                                                                                               from
                                                                                                             July 16,
                                                                                                               1998
                                                                                                           (Inception)
                                         For the Three Months Ended       For the Nine Months Ended             to
                                               September 30,                   September 30,              September 30,
                                         ---------------------------     ----------------------------      --------------
                                           2001            2000              2001           2000            2001
                                         ------------   ------------     ------------  --------------      --------------



REVENUE                             $             - $             -     $           -   $             -    $            -
                                     ---------------- --------------    --------------  ---------------   ---------------
EXPENSES:
 General and administrative                    1,075             675             4,610            2,310            12,965

     Total Expenses                            1,075             675             4,610            2,310            12,965

NET (LOSS)                          $         (1,075)        $  (675)  $        (4,610)          (2,310)    $     (12,965)
                                      ===============  ===============   ==============  ==============   ===============
NET (LOSS) PER COMMON SHARE - Basic          *                *                  *                *
                                      ===============  ===============   ==============  ==============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                1,000,000       1,000,000         1,000,000        1,000,000
                                      ===============  ===============   ==============  ==============

         * Less than $.01 per share




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                              KAUFMAN & HURTZ, INC.
                         ( a Development Stage Company)
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (DEFICIT)


                                                                                            (Deficit)
                                                                                            Accumulated
                                                                                             During the
                                               Common Stock                Paid-in          Development
                                        Shares              Amount         Capital            Stage             Total

(audited)
Balances, at inception               $              -   $          -     $           -     $           - $         -
Proceeds from sale of common
  stock at $.001 per share                    200,000            200          1,800                            2,000
Proceeds from sale of common
  stock  At $.001 per share                   800,000            800                                             800
  Net (loss) for the period
                                                                                             (2,385)          (2,385)
                                        -------------    -----------   ------------   -------------      -----------
Balances, December 31, 1998                 1,000,000          1,000          1,800          (2,385)             415
  Net (loss) for the year                                                                    (2,985)          (2,985)
                                        -------------    -----------   ------------   -------------      -----------
Balances, December 31, 1999                 1,000,000          1,000          1,800          (5,370)          (2,570)
  Net (loss) for the year                                                                    (2,985)          (2,985)
                                        -------------    -----------   ------------   -------------      -----------
Balances, December 31, 2000                 1,000,000          1,000          1,800          (8,355)          (5,555)
(unaudited)
  Net (loss) for the three months
   ended March 31 2001                                                                         (960)            (960)
                                        -------------    -----------   ------------   -------------      -----------
Balances, March 30, 2001 (unaudited)        1,000,000          1,000          1,800          (9,315)          (6,515)
  Net (loss) for the three months
   ended June 30, 2001                                                                       (2,575)          (2,575)
                                        -------------    -----------   ------------   -------------      -----------
Balances, June 30, 2001 (unaudited)         1,000,000          1,000          1,800         (11,890)          (9,090)

  Net (loss) for the three months
   ended September 30, 2001                                                                  (1,075)          (1,075)
                                        -------------    -----------   ------------   -------------      -----------

Balances,September 30, 2001 (unaudited)     1,000,000        $ 1,000    $    $1,800   $     (12,965)    $    (10,165)
                                        =============    ===========    ===========   ==============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                              KAUFMAN & HURTZ, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Cummulative
                                                                                       from
                                                                                     July 16,
                                                                                       1998
                                                                                    (Inception)
                                                For The Nine Months Ended              to
                                                      September 30,                September 30,
                                                -----------------------------
                                                    2001             2000               2001
                                                ------------    ------------       ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) from operations                      $   (4,610)    $    (2,310)       $   (12,965)
 Adjustments  to reconcile net (loss)
 to net cash  used  by  operating
 activities:
    Changes in:
       Shareholder advances                           4,610           2,310             10,165
                                                -------------- --------------   ---------------
   Net Cash (Used) by Operating Activities                -               -             (2,800)
                                                -------------- --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds  from sale of common stock                                                 2,800
                                                -------------- --------------   ---------------
     Net Cash From Financing Activities                   -               -              2,800
                                                -------------- --------------   ---------------
NET INCREASE IN CASH
                                                          -               -                 -
CASH, beginning of period                                 -               -                 -
                                                -------------- --------------   ---------------
CASH, end of period                              $        -       $       -         $       -
                                                ============== ==============   ===============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000 have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended December 31, 2000

ITEM 2. PLAN OF OPERATION For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital until it achieves its indicated business plan.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         Form 8-K was filed during the quarter

     Amendments to the Company's Articles of Incorporation

     The Shareholders of the Company have approved two amendments to its Articles of Incorporation.


 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1 day of November 13, 2001.

By: /s/Kevin Ericksteen
-----------------------
Kevin Ericksteen
President and Director