Form 10KSB/A
period 2001-09-30
SUNBANK RESORTS INTERNATIONAL
filed 2002-02-22
CIK 1140456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended September 30, 2001

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                        Commission file number: 000-32755

                       Sunbank Resorts International, Inc.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                         86-1024732
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


             7150 E Camelback Road, Suite 455, Scottsdale, AZ 85251
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)
                                  (480)941-9700
                              ---------------------
                           (Issuer's telephone number)

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

                       SUNBANK RESORTS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

Part I       Financial Information                                          Page

   Item 1.   Financial Statements:

             Condensed Balance Sheets September 30, 2001
             and December 31, 2000 (unaudited).................................3

             Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and cummulative from inception on July 16, 1998 through September 30, 2001
             (unaudited).......................................................4

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

             Notes to Financial Statements (unaudited).........................7

   Item 2.   Plan of operation.................................................7


Part II - Other Information

  Item 1. Legal Proceedings....................................................7

  Item 2. Changes in Securities................................................7

  Item 6. Exhibits and Reports on Form 8-K.....................................7


                       SUNBANK RESORTS INTERNATIONAL, INC.
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

Common stock, par value $.001, 100,000,000 shares
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
                                                     ================            ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                       SUNBANK RESORTS INTERNATIONAL, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


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
                                      ===============  ===============   ==============  ==============

         * Less than $.01 per share




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                       SUNBANK RESORTS INTERNATIONAL, INC.
                         ( a Development Stage Company)
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (DEFICIT)


                                                                                            (Deficit)
                                                                                            Accumulated
                                                                                             During the
                                               Common Stock                Paid-in          Development
                                        Shares              Amount         Capital            Stage            Total
                                        -------------    -----------   ------------   -------------      -----------
(audited)
Balances, at inception               $              -   $          -     $           -     $           - $         -
Proceeds from sale of common
  stock at $.001 per share                    200,000            200          1,800                            2,000
Proceeds from sale of common
  stock  At $.001 per share                   800,000            800                                             800
  Net (loss) for the period
                                                                                             (2,385)          (2,385)
                                        -------------    -----------   ------------   -------------      -----------
Balances, December 31, 1998                 1,000,000          1,000          1,800          (2,385)             415
  Net (loss) for the year                                                                    (2,985)          (2,985)
                                        -------------    -----------   ------------   -------------      -----------
Balances, December 31, 1999                 1,000,000          1,000          1,800          (5,370)          (2,570)
  Net (loss) for the year                                                                    (2,985)          (2,985)
                                        -------------    -----------   ------------   -------------      -----------
Balances, December 31, 2000                 1,000,000          1,000          1,800          (8,355)          (5,555)
(unaudited)
  Net (loss) for the three months
   ended March 31 2001                                                                         (960)            (960)
                                        -------------    -----------   ------------   -------------      -----------
Balances, March 30, 2001 (unaudited)        1,000,000          1,000          1,800          (9,315)          (6,515)
  Net (loss) for the three months
   ended June 30, 2001                                                                       (2,575)          (2,575)
                                        -------------    -----------   ------------   -------------      -----------
Balances, June 30, 2001 (unaudited)         1,000,000          1,000          1,800         (11,890)          (9,090)

  Net (loss) for the three months
   ended September 30, 2001                                                                  (1,075)          (1,075)
                                        -------------    -----------   ------------   -------------      -----------

Balances,September 30, 2001 (unaudited)     1,000,000        $ 1,000    $    $1,800   $     (12,965)    $    (10,165)
                                        =============    ===========    ===========   ==============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                       SUNBANK RESORTS INTERNATIONAL, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

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

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended December 31, 2000


Note 2. Name Change

The Company changed its name from Kaufman & Hurtz, Inc. to Sunbank Resorts International, Inc. in September 2001. Accordingly, the reference to the Form 10-QSB above is to Kaufman & Hurtz, Inc.


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