Form 10KSB
period 2001-12-31
SUNBANK RESORTS INTERNATIONAL
filed 2002-02-28
CIK 1140456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the annual period ended December 31, 2001

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


                        7150 E Camelback Road, Suite 455
                              Scottsdale, AZ 85251
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)
                                  (480)941-9700
                              ---------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December 31, 2001 was 1,000,000.

                      SUNBANK RESORTS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                               TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1. Financial Statements:

     Indenpendent Auditor's Report                                             3

     Balance Sheet                                                             4

     Statements of Operations                                                  5

     Statements of Stockholers's Equity                                        6

     Statements of Cash Flows                                                  7

     Notes to Financial Statements                                           8-9

Item 2 Plan of operation                                                       9

Part II - Other Information

     Item 1. Legal Proceedings                                                 9

     Item 2. Changes in Securities                                             9

     Item 6. Exhibits and Reports on Form 8-K                                  9

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Sunbank Resorts International, Inc., Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of Sunbank Resorts International, Inc., Inc. (a Nevada corporation in the development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2001, and for the period from July 16, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunbank Resorts International, Inc., Inc., as of December 31, 2001, and the results of its operations and its cash flows for each of each of the years in the two year period ended December 31, 2001 and for the period from July 16, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Braverman & Company, P.C.
Prescott, Arizona
January 30, 2002

                       SUNBANK RESORTS INTERNATIONAL, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEET
                                December 31, 2001



                                     ASSETS

TOTAL ASSETS                                                          $        -
                                                                      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Shareholder advances                                              $   11,740
                                                                      ----------
         Total Current Liabilities                                        11,740
                                                                      ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, par value $.001, 100,000,000 shares
     authorized, 1,000,000 issued and outstanding                          1,000
    Paid-in capital                                                        1,800
         (Deficit) accumulated during the development stage              (14,540)
                                                                      ----------
         Total Stockholders' Equity (Deficit)                            (11,740)
                                                                      ----------
                                                                      $        -
                                                                      ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SUNBANK RESORTS INTERNATIONAL, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                     Cummulative
                                                                        from
                                                                       July 16,
                                                                        1998
                                                                     (Inception)
                                                For the Years Ended      to
                                                     December 31,    December 31,
                                                   2001       2000       2001
                                                ---------- ---------- ----------
REVENUE                                          $       -  $       -  $       -
                                                ---------- ---------- ----------
EXPENSES:
  General and administrative                         6,185      2,985     14,540
                                                ---------- ---------- ----------
     Total Expenses                                  6,185      2,985     14,540
                                                ---------- ---------- ----------
NET (LOSS)                                       $  (6,185) $  (2,985) $ (14,540)
                                                ---------- ---------- ----------
NET (LOSS) PER COMMON SHARE-Basic                $   (0.01)    *
                                                ========== ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      1,000,000  1,000,000
                                                ========== ==========
* less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SUNBANK RESORTS INTERNATIONAL, INC.
                         ( a Development Stage Company)
        CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                      (Deficit)
                                                                      Accumulated
                                                                      During the
                                        Common Stock        Paid-in  Development
                                      Shares      Amount    Capital     Stage         Total
                                     ---------- ---------- ---------- ---------- ----------
Balances, at inception                        - $        - $        - $        - $        -
Proceeds from sale of common
  stock at $.01 per share               200,000        200      1,800                 2,000
Proceeds from sale of common
  stock at par value $.001              800,000        800                              800
  Net (loss) for the period                                               (2,385)    (2,385)
                                     ---------- ---------- ---------- ---------- ----------

Balances, December 31, 1998           1,000,000      1,000      1,800     (2,385)       415
  Net (loss) for the year                                                 (2,985)    (2,985)
                                     ---------- ---------- ---------- ---------- ----------

Balances, December 31, 1999           1,000,000      1,000      1,800     (5,370)    (2,570)
  Net (loss) for the year                                                 (2,985)    (2,985)
                                     ---------- ---------- ---------- ---------- ----------

Balances, December 31, 2000           1,000,000      1,000      1,800     (8,355)    (5,555)
  Net (loss) for the year                                                 (6,185)    (6,185)
                                     ---------- ---------- ---------- ---------- ----------

Balances, December 31, 2001           1,000,000 $    1,000 $    1,800  $ (14,540) $ (11,740)
                                     ========== ========== ========== ========== ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SUNBANK RESORTS INTERNATIONAL, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                     Cummulative
                                                                        from
                                                                       July 16,
                                                                        1998
                                                                     (Inception)
                                                For the Years Ended      to
                                                     December 31,    December 31,
                                                   2001       2000       2001
                                                ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from operations                    $  (6,185) $  (2,985) $ (14,540)
   Adjustments to reconcile net (loss) to net
      cash used by operating activities:
         Changes in:
             Shareholder advances                    6,185      2,985     11,740
                                                ---------- ---------- ----------

         Net Cash (Used) by Operating Activities         -          -     (2,800)
                                                ---------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                      2,800
                                                ---------- ---------- ----------
         Net Cash From Financing Activities              -          -      2,800
                                                ---------- ---------- ----------

NET INCREASE IN CASH                                     -          -          -

CASH, beginning of period                                -          -          -
                                                ---------- ---------- ----------
CASH, end of period                              $       -  $        - $       -
                                                ========== ========== ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SUNBANK RESORTS INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Sunbank Resorts International, Inc. (the Company) formerly Kaufman & Hurtz, Inc., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed July 16, 1998. Since inception it has had no operations and is a reporting company. The Company's objective is to merge with a company whose operations will be sufficient to sustain positive cash flows and achieve profitable operations. Its year-end is December 31.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has a negative working capital and a deficit in stockholders equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management's plan is to pursue the acquisition of a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year end.


For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2001, accumulated deductible expenses incurred since inception of $14,540, resulted in a $2,900 deferred tax asset. A valuation allowance of $2,900 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized.

Earnings (loss) Per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share". For loss per share and financial presentation purposes, all shares outstanding were considered issued at inception of the Company.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of the Company's financial instrument, accounts payable, approximates fair value due to the short-term maturity of such instrument.

NOTE 2 - OPERATING EXPENSES

Operating expenses since inception include amounts incurred by the Company for management services, office expenses, filing, resident agent and auditing and accounting fees. Since the Company has never maintained a bank account, all such expenses incurred to date have been paid by the principal shareholder using the proceeds received from the sale of the 1,000,000 shares of the Company's common stock of $2,800.


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


 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21 day of February 2002

/s/ David Letourneau
 -------------------------------
David Letourneau, President and
Director