Form 10QSB
period 2002-03-31
SUNBANK RESORTS INTERNATIONAL
filed 2002-08-05
CIK 1140456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the  period ended March 31, 2002

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2002 was 1,000,000.

                       SUNBANK RESORTS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS


Part I  Financial Information Page

Item 1. Financial Statements:

        Condensed  Balance  Sheets  March 31, 2002  (unaudited)  and
        December 31, 2001 .....................................................3

        Unaudited  Condensed  Statements of Operations for the three months ended March 31, 2002 and 2001, and  cummulative  from inception on July 16, 1998 through March 31, 2002 .....................4

        Unaudited  Condensed  Statements of Cash Flows for the three months ended March 31, 2002 and 2001, and  cummulative  from inception on July 16, 1998 through March 31, 2002 .....................5

        Statement of Changes in Stockholders'  equity for the period from from  inception on July 16, 1998 through March 31, 2002
        (unaudited) ...........................................................6

        Notes to Financial Statements (unaudited) .............................7

Item 2. Plan of operation .....................................................7

Part II - Other Information

Item 1. Legal Proceedings .....................................................7

Item 2. Changes in Securities .................................................7

Item 6. Exhibits and Reports on Form 8-K ......................................7

                      SUNBANK RESORTS INTERNATIONAAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                          March, 31 December 31,
                                                            2002         2001
                                                       ------------ ------------
                                                        (unaudited)
                                     ASSETS

ASSETS                                                  $         - $          -
                                                       ============ ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Shareholder advances                                 $    12,950 $     11,740
                                                       ------------ ------------
   Total Current Liabilities                                 12,950       11,740
                                                       ------------ ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


   Common stock, par value $.001, 100,000,000 shares
   authorized, 1,000,000 issued and outstanding               1,000        1,000
   Paid-in capital                                            1,800        1,800
   (Deficit) accumulated during the development stage       (15,750)     (14,540)
                                                       ------------ ------------

     Total Stockholders' Equity (Deficit)                   (12,950)     (11,740)
                                                       ------------ ------------
                                                        $         -  $         -
                                                       ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Cummulative
                                                                        from
                                                                      July 16,
                                                                        1998
                                             Three Months Ended     (Inception)
                                                  March 31,              to
                                              2002         2001   March 31, 2002
                                        ------------ ------------ --------------
REVENUES                                 $         -  $         -  $           -
                                        ------------ ------------ --------------
EXPENSES
   General and administrative                  1,210          960         15,750
                                        ------------ ------------ --------------
   Total expenses                              1,210          960         15,750
                                        ------------ ------------ --------------
NET (LOSS)                               $    (1,210) $      (960) $     (15,750)
                                        ============ ============ ==============
NET (LOSS) PER SHARE                           *           *
                                        ============ ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                  1,000,000    1,000,000
                                        ============ ============
*  less than $.01 per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SUNBANK RESORTS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Cummulative
                                                                       from
                                                                      July 16,
                                                                       1998
                                             Three Months Ended     (Inception)
                                                  March 31,              to
                                              2002        2001    March 31, 2002
                                        ------------ ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from operations            $    (1,210) $      (960) $     (15,750)
   Adjustments to reconcile net (loss) to net
     cash used by operating activities:
       Changes in:
        Shareholder advances                   1,210          960         12,950
                                        ------------ ------------ --------------
   Net Cash (Used) by Operating Activities         -            -         (2,800)
                                        ------------ ------------ --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                      2,800
                                        ------------ ------------ --------------
   Net Cash From Financing Activities              -            -          2,800
                                        ------------ ------------ --------------

NET INCREASE IN CASH                               -            -              -

CASH, beginning of period                          -            -              -
                                        ------------ ------------ --------------
CASH, end of period                      $         -  $         -  $           -
                                        ============ ============ ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SUNBANK RESORTS INTERNATIONAL, INC.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                      (Deficit)
                                                                     Accumulated
                                                                      During the
                                 Common Stock            Paid-in     Development
                                Shares       Amount      Capital        Stage       Total
                             ------------ ------------ ------------ ------------ ------------
audited
Balances, at inception                  -  $         -  $         -  $         -  $         -
Proceeds from sale of common
 stock at $.01 per share          200,000          200        1,800                     2,000
Proceeds from sale of common
 stock at par value $.001         800,000          800                                    800
 Net (loss) for the period                                                (2,385)      (2,385)
                             ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1998     1,000,000        1,000        1,800       (2,385)         415
 Net (loss) for the year                                                  (2,985)      (2,985)
                             ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1999     1,000,000        1,000        1,800       (5,370)      (2,570)
 Net (loss) for the year                                                  (2,985)      (2,985)
                             ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2000     1,000,000        1,000        1,800       (8,355)      (5,555)
 Net (loss) for the year                                                  (6,185)      (6,185)
                             ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2001     1,000,000        1,000        1,800      (14,540)      11,740)
 Net (loss) for the quarter                                               (1,210)      (1,210)
                             ------------ ------------ ------------ ------------ ------------

Balances, March 31, 2002
 (unaudited)                    1,000,000  $     1,000  $     1,800  $   (15,750) $   (12,950)
                             ============ ============ ============ ============ ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.


ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No Form 8-K was filed during the quarter

     Amendments to the Company's Articles of Incorporation

     The Shareholders of the Company have approved two amendments to its Articles of Incorporation.


 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31 day of July 2002

/s/ David Letourneau
 -------------------------------
David Letourneau, President and
Director