Form 10QSB
period 2002-06-30
SUNBANK RESORTS INTERNATIONAL
filed 2002-08-08
CIK 1140456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the  period ended June 30, 2002

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                        Commission file number: 000-32755

                       SunBank Resorts International, Inc.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                         86-1024732
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2002 was 1,000,000.

                       SUNBANK RESORTS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

        Condensed  Balance  Sheets  June 30,  2002  (unaudited)  and
        December 31, 2001 .................................................... 3

        Unaudited  Condensed  Statements of Operations for the three and six months ended June 30, 2002 and 2001, and cummulative from inception on July 16, 1998 through June 30, 2002 ................ 4

        Unaudited  Condensed  Statements of Cash Flows for the six
        months ended June 30, 2002 and 2001, and cummulative from
        inception on July 16, 1998 through June 30, 2002 ..................... 5

        Statement of Changes in Stockholders'  equity for the period from from inception on July 16, 1998 through June 30, 2002 ........... 6

        Notes to Financial Statements (unaudited) ............................ 7

Item 2. Plan of operation

Part II - Other Information .................................................. 7

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

                      SUNBANK RESORTS INTERNATIONAAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                           June 30, December 31,
                                                            2002         2001
                                                        (unaudited)
                                                       ------------ ------------
                                     ASSETS

ASSETS                                                  $         -  $         -
                                                       ============ ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Shareholder advances                                 $    13,625  $    11,740
                                                       ------------ ------------
   Total Current Liabilities
                                                             13,625       11,740
                                                       ------------ ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 100,000,000 shares
   authorized, 1,000,000 issued and outstanding               1,000        1,000
Paid-in capital                                               1,800        1,800
(Deficit) accumulated during the development stage          (16,425)     (14,540)
                                                       ------------ ------------

Total Stockholders' Equity (Deficit)                        (13,625)     (11,740)
                                                       ------------ ------------
                                                        $         -  $         -
                                                       ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SUNBANK RESORTS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Cummulative
                                                                                      from
                                                                                    July 16,
                                                                                      1998
                                   Three Months Ended       Six Months Ended     (Inception)
                                      June 30,                  June 30,               to
                                  2002         2001         2002         2001   June 30, 2002
                             ------------ ------------ ------------ ------------ ------------
REVENUES                      $         -  $         -  $         -  $         -  $         -

EXPENSES
   General and administrative         675        2,575        1,885        3,535       16,425
                             ------------ ------------ ------------ ------------ ------------
   Total expenses                     675         2,575       1,885        3,535       16,425
                             ------------ ------------ ------------ ------------ ------------
NET (LOSS)                    $      (675) $    (2,575) $    (1,885) $    (3,535) $   (16,425)
                             ============ ============ ============ ============ ============

NET (LOSS) PER SHARE               *             *           *            *
                             ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
                                1,000,000    1,000,000    1,000,000    1,000,000
                             ============ ============ ============ ============
*  less than $.01 per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SUNBANK RESORTS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Cummulative
                                                                         from
                                                                       July 16,
                                                                         1998
                                               Six Months Ended      (Inception)
                                                  June 30,                to
                                               2002        2001     June 30,2002
                                          ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from operations              $   (16,425) $    (1,885) $   (16,425)
   Adjustments to reconcile net (loss) to
   net cash used by operating activities:
     Changes in:
       Shareholder advances
                                                 1,885        3,535       16,425
                                          ------------ ------------ ------------
     Net Cash (Used) by Operating Activities         -            -            -
                                          ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                      2,800
                                          ------------ ------------ ------------
     Net Cash From Financing Activities              -            -        2,800
                                          ------------ ------------ ------------

NET INCREASE IN CASH                                 -            -        2,800

CASH, beginning of period                            -            -            -
                                          ------------ ------------ ------------
CASH, end of period                        $         -  $         -  $     2,800
                                          ============ ============ ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SUNBANK RESORTS INTERNATIONAL, INC.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                      (Deficit)
                                                                     Accumulated
                                                                      During the
                                   Common Stock            Paid-in   Development
                               Shares         Amount       Capital      Stage          Total
                             ------------ ------------ ------------ ------------ ------------
audited
Balances, at inception                  -  $         -  $         -  $         -  $         -
Proceeds from sale of common
  stock at $.01 per share         200,000          200        1,800                     2,000
Proceeds from sale of common
  stock at par value $.001        800,000          800                                    800
Net (loss) for the period                                                 (2,385)      (2,385)
                             ------------ ------------ ------------ ------------ ------------
Balances, December 31, 1998     1,000,000        1,000        1,800       (2,385)         415
  Net (loss) for the year                                                 (2,985)      (2,985)
                             ------------ ------------ ------------ ------------ ------------
Balances, December 31, 1999     1,000,000        1,000        1,800       (5,370)      (2,570)
  Net (loss) for the year                                                 (2,985)      (2,985)
                             ------------ ------------ ------------ ------------ ------------
 Balances, December 31, 2000    1,000,000        1,000        1,800       (8,355)      (5,555)
  Net (loss) for the year                                                 (6,185)      (6,185)
                             ------------ ------------ ------------ ------------ ------------
Balances, December 31, 2001     1,000,000        1,000        1,800      (14,540)     (11,740)
 Net (loss) for the quarter                                               (1,210)      (1,210)
                             ------------ ------------ ------------ ------------ ------------
Balances, March 31, 2002
  (unaudited)                   1,000,000        1,000        1,800      (15,750)     (12,950)
  Net (loss) for the quarter                                                (675)        (675)
                             ------------ ------------ ------------ ------------ ------------
Balances, June 30, 2002
  (unaudited)                   1,000,000  $     1,000  $     1,800  $   (16,425) $   (13,625)
                             ============ ============ ============ ============ ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001 have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No Form 8-K was filed during the quarter

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6 day of August 2002

/s/ David Letourneau
 -------------------------------
David Letourneau, President and
Director